Form 10-Q
period 2002-09-30
RESORTS INTERNATIONAL HOTEL & CASINO INC; COLONY RIH HOLDINGS INC
filed 2002-11-14
CIK 1141271, 1141270

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

Commission file number ________

COLONY RIH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4849060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4828297
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1133 Boardwalk
Atlantic City, NJ	08401
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code:
(609) 344-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of November 13, 2002.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of November 13, 2002.

COLONY RIH HOLDINGS, INC.
AND
RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,697	$15,363
Receivables, net	6,473	8,273
Inventories	1,272	1,536
Prepaid expenses	4,179	2,818
Deferred income taxes	2,549	2,524

Total current assets	43,170	30,514
Property and equipment, net	139,660	126,139
Other assets (including $96,428 and $0 of restricted cash and cash equivalents in 2002 and 2001, respectively)	124,561	22,491

Total assets	$307,391	$179,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$881	$10,229
Accounts payable	5,565	5,746
Accrued interest payable	920	1,277
Accrued expenses and other current liabilities	24,603	21,274

Total current liabilities	31,969	38,526

Long-term debt	183,105	88,502
Deferred income taxes	1,349	1,349
Redeemable common stock	3,875	2,338

Total liabilities	220,298	130,715
Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	4
Capital in excess of par	74,104	40,750
Retained earnings	12,981	7,524
Accumulated other comprehensive income	—	151

Total shareholders’ equity	87,093	48,429

Total liabilities and shareholders’ equity	$307,391	$179,144

The accompanying notes are an integral part of these financial statements.

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	January 1, 2001 to April 24, 2001	April 25, 2001 to September 30, 2001

	Successor	Predecessor	Successor	Predecessor	Successor
Revenues
Casino	$71,771	$67,878	$202,264	$72,417	$112,186
Lodging	3,795	4,103	10,378	3,996	6,763
Food and beverage	7,179	7,081	19,307	6,977	11,864
Other	1,726	1,448	5,219	1,523	2,756
Less: promotional allowances	(19,163)	(16,046)	(52,296)	(17,995)	(27,472)

Total net revenue	65,308	64,464	184,872	66,918	106,097
Costs and expenses
Casino	32,682	32,787	95,246	35,986	54,421
Lodging	354	718	1,303	913	1,392
Food and beverage	3,530	3,484	9,702	3,639	6,232
Other operating	6,729	6,384	19,224	8,293	10,758
Selling, general and administrative	8,683	7,860	27,357	10,492	13,557
Depreciation and amortization	2,450	1,821	5,699	5,325	3,041

Total costs and expenses	54,428	53,054	158,531	64,648	89,401
Income from operations	10,880	11,410	26,341	2,270	16,696
Interest income	604	234	1,454	510	429
Interest expense	(5,589)	(2,524)	(13,679)	(7,673)	(4,443)
Other expense	(18)	(71)	(76)	—	(157)
Loss on extinguishments of debt	—	—	(3,378)	—	—

Income (loss) before income taxes	5,877	9,049	10,662	(4,893)	12,525
Provision for income taxes	(3,164)	(3,606)	(5,206)	—	(4,943)

Net income (loss)	$2,713	$5,443	$5,456	$(4,893)	$7,582

The accompanying notes are an integral part of these financial statements.

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2002 and 2001
(Dollars in thousands)

	Nine months ended September 30,

	2002	January 1, 2001 to April 24, 2001	April 25, 2001 to September 30,2001

	Successor	Predecessor	Successor
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by operating activities-
Net income (loss)	$5,456	$(4,893)	$7,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Loss on extinguishment of debt	3,378	—	—
Depreciation and amortization	6,461	5,038	2,576
Amortization of debt premiums, discounts and issuance costs	951	203	532
Provision for doubtful receivables	914	517	(12)
Provision for (reversal of) discount on CRDA obligations, net of amortization	(759)	280	455
Other	(104)	—	55
Net (increase) decrease in receivables	886	684	(1,617)
Net increase in inventories and prepaid expenses	(1,273)	(1,600)	(717)
Net (increase) decrease in deferred charges and other assets	525	72	(338)
Net increase (decrease) in accounts payable and accrued expenses	2,956	(572)	3,872
Net increase (decrease) in interest payable	(357)	9,109	—

Net cash provided by operating activities	19,034	8,838	12,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents – restricted, net of releases	(96,428)	—	—
Purchases of property and equipment	(12,594)	(1,229)	(8,745)
CRDA deposits	(2,270)	(1,332)	(770)
CRDA refunds	1,492	—	—
Purchase of RIH, net of cash acquired	—	—	(97,004)

Net cash used in investing activities	(109,800)	(2,561)	(106,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	180,835	—	87,084
Payments to secure borrowings	(8,422)	—	(7,133)
Proceeds from the issuance of common stock	33,463	—	40,375
Proceeds from the issuance of redeemable common stock	1,537	—	2,125
Prepayment penalty on repayment of long-term debt	(1,094)	—	—
Debt repayments	(102,321)	(234)	(8,986)
Other	102	—	—

Net cash provided by (used in) financing activities	104,100	(234)	113,465

Net increase in cash and cash equivalents	13,334	6,043	19,334
Cash and cash equivalents at beginning of period	15,363	21,453	—

Cash and cash equivalents at end of period	$28,697	$27,496	$19,334

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of RIH financed by issuance of note payable to SINA	$—	$—	$17,500

The accompanying notes are an integral part of these financial statements.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Consolidation - Colony RIH Holding, Inc., a Delaware corporation (“CRH”, the “Company,” or the “Successor”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC”).  RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

          CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

          RIHC, Sun International North America, Inc., a Delaware corporation (“SINA”), and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated as of October 30, 2000, as amended (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

          The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million.  As of September 30, 2002, $96.4 million of the proceeds, which includes $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

          The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  The Predecessor’s financial statements include the accounts of RIH.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements.

          For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2001.

          In June 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued.  This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company adopted SFAS No. 142 on January 1, 2002.  Adjusting the condensed consolidated statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 would have resulted in a net loss of $4.1 million for period January 1, 2001 to April 24, 2001.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires, among other provisions, that gains and losses on certain extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification is to be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged.  On March 22, 2002, CRH repaid in full the outstanding balances of the Credit Facility and Seller Note (as defined in Note 2). In connection with the repayment of these loans, CRH wrote off $2.3 million of unamortized deferred financing costs and incurred prepayment penalties of $1.1 million.  During the quarter ended September 30, 2002, the Company early-adopted the provisions of SFAS No. 145. Accordingly, the total charge of $3.4 million has been reclassified in accordance with SFAS No. 145 in the accompanying nine-months ended September 30, 2002 financial statements.

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, the Company recorded a charge of $842,000 in the third quarter of 2002, the period in which the tax law was passed, in accordance with Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

          During the third quarter of 2002, the Company reclassified costs from costs and expenses to promotional allowances to be consistent with prevailing industry practice pursuant to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Such amounts totaled $4.9 million and $4.3 million for the three months ended June 30, 2002 and March 31, 2002 and $4.4 million, $3.8 million, $1.5 million, and $4.8 million for the three months ended September 30, 2001, the period from April 25, 2001 to June 30, 2001, the period from April 1, 2001 to April 24, 2001 (Predecessor), and the three months ended March 31, 2001 (Predecessor), respectively.  The Company also has reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice.  This reclassification has no effect on net revenues.  Neither of these reclassifications had an impact on operating income or net income.

2.       EFFECTS OF ACQUISITION FINANCING

          CRH financed the Acquisition and paid related fees and expenses with: (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90.0 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

          Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

          In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

          The pro forma unaudited results of operations for the nine months ended September 30, 2001, assuming consummation of the Acquisition and issuance of the Company’s Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue	$173,015
Net income	8,461

3.       LONG TERM DEBT

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009.

          The First Mortgage Notes contain certain covenants that, among other things, will limit our ability and the ability of our subsidiaries to pay dividends on, redeem or repurchase our or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of our subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all our assets and the assets of our subsidiaries on a consolidated basis.

          In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein.  The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case.  The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.  Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

          In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA.  The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term.  This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind.  There was no amortization of principal on this loan.  The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.

          In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded a loss on extinguishment of debt, of $3.4 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

4.       REDEEMABLE COMMON STOCK

          The value of stock and stock options owned by a shareholder has been classified separately from shareholders’ equity as “Redeemable common stock” in the balance sheet to reflect such shareholder’s right to require CRH to repurchase shares under certain circumstances.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,697	$15,363
Receivables, net	6,473	8,273
Inventories	1,272	1,536
Prepaid expenses	4,179	2,818
Deferred income taxes	2,549	2,524

Total current assets	43,170	30,514
Property and equipment, net	139,660	126,139
Other assets (including $96,428 and $0 of restricted cash and cash equivalents in 2002 and 2001, respectively)	124,561	22,491

Total assets	$307,391	$179,144

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$881	$10,229
Accounts payable	5,565	5,746
Accrued interest payable	920	324
Accrued interest payable to affiliates	—	953
Accrued expenses and other current liabilities	24,603	21,274

Total current liabilities	31,969	38,526

Notes payable to affiliates, net of unamortized discounts	—	18,018
Long-term debt	183,105	70,484
Deferred income taxes	1,349	1,349

Total liabilities	216,423	128,377
Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,774	42,879
Retained earnings	13,194	7,737
Accumulated other comprehensive income	—	151

Total shareholder’s equity	90,968	50,767

Total liabilities and shareholder’s equity	$307,391	$179,144

The accompanying notes are an integral part of these financial statements.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	January 1, 2001 to April 24, 2001	April 25, 2001 to September 30, 2001

	Successor	Predecessor	Successor	Predecessor	Successor
Revenues
Casino	$71,771	$67,878	$202,264	$72,417	$112,186
Lodging	3,795	4,103	10,378	3,996	6,763
Food and beverage	7,179	7,081	19,307	6,977	11,864
Other	1,726	1,448	5,219	1,523	2,756
Less: promotional allowances	(19,163)	(16,046)	(52,296)	(17,995)	(27,472)

Total net revenue	65,308	64,464	184,872	66,918	106,097
Costs and expenses
Casino	32,682	32,787	95,246	35,986	54,421
Lodging	354	718	1,303	913	1,392
Food and beverage	3,530	3,484	9,702	3,639	6,232
Other operating	6,729	6,384	19,224	8,293	10,758
Selling, general and administrative	8,683	7,860	27,357	10,492	13,557
Depreciation and amortization	2,450	1,821	5,699	5,325	3,041

Total costs and expenses	54,428	53,054	158,531	64,648	89,401
Income from operations	10,880	11,410	26,341	2,270	16,696
Interest income	604	234	1,454	510	429
Interest expense	(5,589)	(2,524)	(13,679)	(7,673)	(4,443)
Other expense	(18)	(71)	(76)	—	(157)
Loss on extinguishment of debt	—	—	(3,378)	—	—

Income (loss) before income taxes	5,877	9,049	10,662	(4,893)	12,525
Provision for income taxes	(3,164)	(3,606)	(5,206)	—	(4,943)

Net income (loss)	$2,713	$5,443	$5,456	$(4,893)	$7,582

The accompanying notes are an integral part of these financial statements.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2002 and 2001
(Dollars in thousands)

	Nine months ended September 30,

	2002	January 1, 2001 to April 24, 2001	April 25, 2001 to September 30,2001

	Successor	Predecessor	Successor
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by operating activities-
Net income (loss)	$5,456	$(4,893)	$7,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Loss on extinguishment of debt	3,378	—	—
Depreciation and amortization	6,461	5,038	2,576
Amortization of debt premiums, discounts and issuance costs	951	203	532
Provision for doubtful receivables	914	517	(12)
Provision for (reversal of) discount on CRDA obligations, net of amortization	(759)	280	455
Other	(104)	—	55
Net (increase) decrease in receivables	886	684	(1,617)
Net increase in inventories and prepaid expenses	(1,273)	(1,600)	(717)
Net (increase) decrease in deferred charges and other assets	525	72	(338)
Net increase (decrease) in accounts payable and accrued expenses	2,956	(572)	2,919
Net increase (decrease) in interest payable	(357)	9,109	953

Net cash provided by operating activities	19,034	8,838	12,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents – restricted, net of releases	(96,428)	—	—
Purchases of property and equipment	(12,594)	(1,229)	(8,745)
CRDA deposits	(2,270)	(1,332)	(770)
CRDA refunds	1,492	—	—
Purchase of RIH, net of cash acquired	—	—	(97,004)

Net cash used in investing activities	(109,800)	(2,561)	(106,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	180,835	—	87,084
Payments to secure borrowings	(8,422)	—	(7,133)
Capital contribution from Parent	35,000	—	42,500
Repayments to affiliates	(18,018)	—	—
Prepayment penalty on repayment of long-term debt	(1,094)	—	—
Debt repayments	(84,303)	(234)	(8,986)
Other	102	—	—

Net cash provided by (used in) financing activities	104,100	(234)	113,465

Net increase in cash and cash equivalents	13,334	6,043	19,334
Cash and cash equivalents at beginning of period	15,363	21,453	—

Cash and cash equivalents at end of period	$28,697	$27,496	$19,334

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of RIH financed by issuance of note payable to SINA	$—	$—	$17,500

The accompanying notes are an integral part of these financial statements.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Consolidation - Colony RIH Holding, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC”, the “Company,” or the “Successor”).  RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

          CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

          RIHC, Sun International North America, Inc., a Delaware corporation (“SINA”), and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated as of October 30, 2000, as amended (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

          The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. As of September 30, 2002, $96.4 million of the proceeds, which includes $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

          The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  The Predecessor’s financial statements include the accounts of RIH.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the nine-month period ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements.

          For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2001.

          In June 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued.  This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company adopted SFAS No. 142 on January 1, 2002.  Adjusting the condensed consolidated statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 would have resulted in a net loss of $4.1 million for the period January 1, 2001 to April 24, 2001.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires, among other provisions, that gains and losses on certain extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification is to be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged.  On March 22, 2002, CRH repaid in full the outstanding balances of the Credit Facility and Seller Note (as defined in Note 2). In connection with the repayment of these loans, CRH wrote off $2.3 million of unamortized deferred financing costs and incurred prepayment penalties of $1.1 million.  During the quarter ended September 30, 2002, the Company early-adopted the provisions of SFAS No. 145. Accordingly, the total charge of $3.4 million has been reclassified in accordance with SFAS No. 145 in the accompanying nine-months ended September 30, 2002 financial statements.

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, the Company recorded a charge of $842,000 in the third quarter of 2002, the period in which the tax law was passed, in accordance with Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

          During the third quarter of 2002, the Company reclassified costs from costs and expenses to promotional allowances to be consistent with prevailing industry practice pursuant to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Such amounts totaled $4.9 million and $4.3 million for the three months ended June 30, 2002 and March 31, 2002 and $4.4 million, $3.8 million, $1.5 million, and $4.8 million for the three months ended September 30, 2001, the period from April 25, 2001 to June 30, 2001, the period from April 1, 2001 to April 24, 2001 (Predecessor), and the three months ended March 31, 2001 (Predecessor), respectively.  The Company also has reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice.  This reclassification has no effect on net revenues.  Neither of these reclassifications had an impact on operating income or net income.

2.       EFFECTS OF ACQUISITION FINANCING

          CRH financed the Acquisition and paid related fees and expenses with: (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90.0 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

          Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

          In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

          The pro forma unaudited results of operations for the nine months ended September 30, 2001, assuming consummation of the Acquisition and issuance of the Company’s Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue	$173,015
Net income	8,461

3.       LONG TERM DEBT

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009.

          The First Mortgage Notes contain certain covenants that, among other things, will limit our ability and the ability of our subsidiaries to pay dividends on, redeem or repurchase our or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of our subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all our assets and the assets of our subsidiaries on a consolidated basis.

          In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case.  The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.  Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

          In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA.  The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term.  This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind.  There was no amortization of principal on this loan.  The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.

          In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded a loss on extinguishment of debt, of $3.4 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor RIHC had conducted business other than in connection with the Purchase Agreement and the new Credit Facility. On April 25, 2001, RIHC, a wholly-owned subsidiary of CRH, acquired all of the outstanding capital stock of RIH, all of the outstanding capital stock of New Pier and certain related assets. RIH owns and operates Resorts Atlantic City.

          The financial information contained in “Results of Operations” and “Liquidity and Capital Resources” provides a comparison of the combination of CRH, RIHC and RIH (collectively or individually, the “Companies”) for both periods, with the exception of the nine months ended September 30, 2001 (which include RIH from January 1, 2001 to September 30, 2001 and CRH and RIHC from April 25, 2001). CRH and RIHC are successor companies to RIH and, accordingly, are on a different basis of accounting than RIH; however, the Companies believe amounts included in revenue and certain costs and expenses are comparable.

          Results of Operations – Comparison of Three Months Ended September 30, 2002 and 2001

          Revenues

          Casino revenues were $71.8 million for the three months ended September 30, 2002, an increase of $3.9 million, or 5.7%, from casino revenues for the comparable 2001 period of $67.9 million.

          Slot revenues were $52.5 million for the three months ended September 30, 2002, an increase of $4.4 million, or 9.1%, from the comparable 2001 period of $48.1 million. This was due to an increase in slot handle, or dollar amounts wagered, of $88.7 million, or 14.3%, to $707.9 million from $619.2 million, partially offset by a decrease in the gross slot hold percentage to 7.6% for the three months ended September 30, 2002 from 8.0% for the comparable 2001 period.

          Table game revenues were $18.7 million for the three months ended September 30, 2002, a decrease of $0.2 million, or 1.1%, from table game revenues for the comparable 2001 period of $18.9 million.  This was due to an increase in the gross table game hold percentage to 15.4% for the three months ended September 30, 2002 from 15.3% for the comparable 2001 period, partially offset by a decrease in table game drop, or the dollar amount of chips purchased, of $1.7 million, or 1.4%, to $120.6 million for the three months ended September 30, 2002 from $122.3 million for the comparable 2001 period.

          Lodging revenues were $3.8 million for the three months ended Sept 30, 2002, a decrease of $0.3 million, or 7.3%, from the comparable 2001 period of $4.1 million. Lodging revenues decreased due to the loss of 166 rooms from the demolition of the Atlantic City Tower in early September 2002, as part of the Companies’ project to develop a new, 27-story hotel tower in its place.

          Other revenues, which include revenues from entertainment and other miscellaneous items, were $1.7 million for the three months ended September 30, 2002, an increase of $0.3 million, or 21.4%, from the comparable 2001 period of $1.4 million.  The increase is attributable to an increase of $0.3 million of retail sales revenue.

          Promotional allowances were $19.2 million for the three months ended September 30, 2002, compared to $16.0 million for the same period in 2001.  The increase of $3.2 million, or 20.0%, is primarily due to increased promotional costs associated with the slot revenue increase.

          Costs and Expenses

          Lodging costs and expenses were $0.4 million for the three months ended September 30, 2002, a decrease of $0.3 million, or 42.9%, from lodging costs and expenses for the comparable 2001 period of $0.7 million.  The Companies allocate the departmental costs of providing complimentary services to casino patrons to casino costs and expenses.  For the three months ended September 30, 2002, the complimentary occupancy percentage was 94.7% compared to 83.9% in 2001 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.

          Selling, general and administrative costs were $8.7 million for the three months ended September 30, 2002, an increase of $0.8 million, or 10.1%, from expenses for the comparable 2001 period of $7.9 million.  The increase is due to higher rents, advertising, property taxes and other miscellaneous corporate expenses.

          Depreciation and amortization expenses were $2.5 million for the three months ended September 30, 2002, compared to $1.8 million for the same period in 2001.  The increase of $0.7 million, or 38.9%, is primarily due to the $27.2 million increase in gross property and equipment.

          Interest expense was $5.6 million for the three months ended September 30, 2002, an increase of $3.1 million, or 124.0%, from the comparable 2001 period of $2.5 million.  The increase is attributable to the issuance of the First Mortgage Notes in March 2002.  At September 30, 2002, the Companies’ long term debt was $183.1 million compared to $88.5 million as of September 30, 2001.

          Provision for income taxes was $3.2 million on income before taxes of $5.9 million for the three months ended September 30, 2002 compared to $3.6 million on income before taxes of $9.0 million for the same period in 2001.  Included in the three months ended September 30, 2002 is an $842,000 charge reflecting the impact on state income taxes of the New Jersey Tax Act (the “Act”) passed in July, 2002, retroactively applied for the period January 1, 2002 through September 30, 2002.

          Results of Operations – Comparison of Nine Months Ended September 30, 2002 and 2001

          Revenues

          Casino revenues were $202.3 million for the nine months ended September 30, 2002, an increase of $17.7 million, or 9.6%, from casino revenues for the comparable 2001 period of $184.6 million.

          Slot revenues were $145.4 million for the nine months ended September 30, 2002, an increase of $14.9 million, or 11.4%, from the comparable 2001 period of $130.5 million. This was due to an increase in slot handle, or dollar amounts wagered, of $307.7 million, or 18.8%, to $1,942.3 million from $1,634.6 million in 2001, partially offset by a decrease in the gross slot hold percentage to 7.8% for the nine months ended September 30, 2002 from 8.2% for the comparable 2001 period.

          Table game revenues were $54.6 million for the nine months ended September 30, 2002, an increase of $2.8 million, or 5.4%, from table game revenues for the comparable 2001 period of $51.8 million.  This was due to an increase in table game hold percentage to 16.1% for the nine months ended September 30, 2002 from 15.0% for the comparable 2001 period.  Table game drop, or the dollar amount of chips purchased, decreased $6.9 million, or 2.0%, to $338.1 million for the nine months ended September 30, 2002 from $345.0 million for the comparable 2001 period.

          Other revenues, which include revenues from entertainment and other miscellaneous items, were $5.2 million for the nine months ended September 30, 2002, an increase of $0.9 million, or 20.9%, from the comparable 2001 period of $4.3 million.  Entertainment revenues increased $0.5 million, or 29.4%, from the comparable 2001 period, due to an increase in the number of headliner acts from the comparable 2001 period.

          Promotional allowances were $52.3 million for the nine months ended September 30, 2002, compared to $45.5 million for the same period in 2001.  The increase of $6.8 million, or 14.9%, is due to increased promotional costs associated with the slot revenue increase.

          Costs and Expenses

          Casino costs and expenses were $95.2 million for the nine months ended September 30, 2002, an increase of $4.8 million, or 5.3% from the comparable 2001 period of $90.4 million, primarily due to increased promotional and marketing expenses as RIH adjusted its marketing strategy to target more profitable segments of the gaming market and growth in slot revenue.

          Lodging costs and expenses were $1.3 million for the nine months ended September 30, 2002, a decrease of $1.0 million, or 43.5%, from lodging costs and expenses for the comparable 2001 period of $2.3 million.  The Companies allocate the departmental costs of providing complimentary services to casino patrons to casino costs and expenses.  In 2002, the complimentary occupancy percentage was 91.8% compared to 79.2% in 2001 resulting in a higher allocation of costs and, therefore, lowered lodging expenses.

          Selling, general and administrative costs were $27.4 million for the nine months ended September 30, 2002, an increase of $3.4 million, or 14.2%, from expenses for the comparable 2001 period of $24.0 million. This increase is due to higher rents, advertising and other miscellaneous corporate expenses.

          Depreciation and amortization expenses were $5.7 million for the nine months ended September 30, 2002, a decrease of $2.7 million or 32.1% compared to $8.4 million for same period in 2001.  The decrease is primarily due to the revaluation of assets and the elimination of goodwill at the time of the Acquisition.

          Interest expense was $13.7 million for the nine months ended September 30, 2002, an increase of $1.6 million, or 13.2%, from the comparable 2001 period of $12.1 million.  The increase is attributable to the issuance of the First Mortgage Notes in March 2002.  At September 30, 2002, the Companies’ long term debt was $183.1 million compared to $88.5 million as of September 30, 2001.

          The loss on extinguishment of debt includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

          Provision for income taxes was $5.2 million on income before taxes of $10.7 million for the nine months ended September 30, 2002 compared to $4.9 million on income before taxes of $12.5 million for the post-acquisition period of April 25, 2001 through September 30, 2001 and $0 on a loss before taxes of $4.9 million for the pre-acquisition period of January 1, 2001 through April 24, 2001.  Included in the nine months ended September 30, 2002 is an $842,000 charge reflecting the impact on state income taxes of the New Jersey Tax Act (the “Act”) passed in July, 2002, retroactively applied for the period January 1, 2002 through September 30, 2002.

          Liquidity and Capital Resources

          The Companies’ principal source of liquidity is cash flow from operations.  For the nine months ended September 30, 2002, cash flow from operations approximated $19.0 million, compared with $21.2 million in the same period for the prior year.

          On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site, at a cost of approximately $115.5 million. The expansion will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will add approximately 14,000 square feet of additional gaming space, and 570 slot machines. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. Additionally, the New Jersey Casino Reinvestment Development Authority (“CRDA”) will reimburse our construction costs in the amount of $9.8 million through 2003 and an additional $2.7 million in the aggregate from 2004 through 2008.  The CRDA will also make an additional $1.5 available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower.  In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures and equipment.  RIHC has guaranteed the obligations of RIH under this equipment credit facility.  The Companies intend to use $14.8 million of the equipment credit facility to purchase furniture, fixtures and equipment for the new hotel tower and expanded gaming facility. In November 2002, the Companies also entered into a $10.0 million revolving credit facility.  The hotel tower project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. No assurances can be given as to when this expansion project will be completed.

          For the nine months ended September 30, 2002, the Companies have expended $12.6 million for the hotel expansion project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades and facility improvements.  For the remainder of 2002, the Companies expect capital project spending (in addition to the expenditures for the new hotel tower) to total approximately $1.7 million and include projects related to renovations of the casino floor and related areas, purchases of slot machines and related equipment, purchases of computers and upgrades and various facility improvements.

          On June 16, 2002, the Companies entered into a Thermal Energy Services Agreement (the “Agreement”).  The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms.  The Agreement has three components – a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during 2002 are projected to be $126,000, with the total payments over the 20 year initial term estimated at $9.6 million including interest and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

          At September 30, 2002, CRH’s cash and cash equivalents were $28.7 million as compared to $15.4 million at December 31, 2001.  Additionally, at September 30, 2002, CRH has a restricted cash balance of $96.4 million. Of the restricted cash, $86.4 million has been deposited in a construction disbursement account to be disbursed for the construction of the new hotel tower, and $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which includes approximately $10.0 million of currency and coin on-hand for casino and hotel operations.  This amount varies by days of the week, holidays, and seasons.  Due to the change in debt following the sale of First Mortgage Notes, CRH’s long-term debt increased from $88.5 million at December 31, 2001 to $183.1 million at September 30, 2002. As a result of the change in debt, annual interest expense will be approximately $18.9 million in 2002 compared to the $13.9 million of 2001.

          Management believes that its existing cash and projected operating cash flows will be sufficient to meet the cash requirements of its existing operations, including capital improvements and debt service requirements, for at least the next twelve months and the foreseeable future thereafter.  Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the new hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by existing cash, cash flows from operations, the furniture, fixtures and equipment facility and our revolving credit facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

          The First Mortgage Notes have a fixed, 11½% per annum rate.  CRH’s interest rate risk is therefore deemed immaterial.

ITEM 4.	CONTROLS AND PROCEDURES.

          Within the 90 day period prior to the filing of this report, CRH’s management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

          This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent CRH’s expectations or beliefs concerning future events. Statements containing expressions such as ‘believes’, ‘anticipates’, or ‘expects’ used in CRH’s press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of CRH’s gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to CRH’s officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in CRH’s key markets; severe and unusual weather in CRH’s key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

10.1	Loan and Security Agreement dated as of November 4, 2002 between Resorts International Hotel, Inc. and Commerce Bank, N.A.
99.1	Certification of Audrey Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2

Certification of Joseph A. D’Amato, Vice President and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RIH HOLDINGS, INC.

Dated: November 14, 2002	/s/ JOSEPH A. D’AMATO

Joseph A. D’Amato Vice President (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL
AND CASINO, INC.

Dated: November 14, 2002	/s/ JOSEPH A. D’AMATO

Joseph A. D’Amato Vice President (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    I, Audrey Oswell, certify that:

                    1.     I have reviewed this quarterly report on Form 10-Q of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc.;

                    2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                    3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                    4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ AUDREY OSWELL

	Name:	Audrey Oswell
	Title:	President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    I, Joseph A. D’Amato, certify that:

                    1.     I have reviewed this quarterly report on Form 10-Q of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc.;

                    2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                    3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                    4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002		/s/ JOSEPH A. D’AMATO

		Name:	Joseph A. D’Amato
		Title:	Vice President and Principal Financial Officer