Form 10-Q
period 2005-03-31
RESORTS INTERNATIONAL HOTEL & CASINO INC; COLONY RIH HOLDINGS INC
filed 2005-05-16
CIK 1141271, 1141270

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-32987

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of May 13, 2005.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of May 13, 2005.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$25,098	$31,975
Receivables, net	7,256	5,530
Inventories	2,259	2,332
Prepaid expenses and other current assets	2,329	3,060
Deferred income taxes	4,804	4,804

Total current assets	41,746	47,701
Property and equipment, net	301,302	297,859
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	17,016	17,597

Total assets	$360,064	$363,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,566	$5,525
Accounts payable	12,914	10,957
Accrued interest payable	940	6,439
Accrued expenses and other current liabilities	17,421	16,901

Total current liabilities	34,841	39,822

Long-term debt, less current portion	239,095	233,951
Deferred income taxes	6,342	6,491
Redeemable common stock	3,875	3,875

Total liabilities	284,153	284,139

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	2,113	5,220

Total shareholders’ equity	75,911	79,018

Total liabilities and shareholders’ equity	$360,064	$363,157

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Revenue:
Casino	$61,257	$55,212
Lodging	4,558	3,072
Food and beverage	4,870	4,984
Other	1,357	1,850
Less: promotional allowances	(15,651)	(13,958)

Total net revenue	56,391	51,160

Costs and expenses:
Casino	30,060	27,870
Lodging	846	365
Food and beverage	1,581	2,530
Other operating	6,593	6,540
Selling, general and administrative	10,809	8,524
Depreciation and amortization	4,694	3,439
Pre-opening	—	17

Total costs and expenses	54,583	49,285

Income from operations	1,808	1,875

Interest income	137	169
Interest expense	(6,310)	(3,798)
Other income (expense)	21	(56)

Loss before income taxes	(4,344)	(1,810)

Income tax benefit	1,237	243

Net loss	$(3,107)	$(1,567)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,107)	$(1,567)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,516	3,314
Amortization of debt premiums, discounts and issuance costs	441	470
Provision for doubtful receivables	44	(59)
Deferred income taxes	(149)	—
Other	(21)	56
Provision for discount on CRDA obligations, net of amortization	178	125
Changes in operating assets and liabilities:
Net increase in receivables	(1,770)	(339)
Net (increase) decrease in inventories, prepaid expenses and other current assets	804	(408)
Net decrease in deferred charges and other assets	26	272
Net increase in accounts payable and accrued expenses	1,084	3,808
Net decrease in interest payable	(5,499)	(5,175)

Net cash provided by (used in) operating activities	(3,453)	497

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	398	16,858
Proceeds from sale of fixed assets	21	—
Purchases of property and equipment	(4,741)	(22,314)
CRDA deposits	(702)	(593)
CRDA refunds	—	304

Net cash used in investing activities	(5,024)	(5,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	4,000	—
Payments to secure borrowings	(46)	(87)
Debt repayments	(2,354)	(293)

Net cash provided by (used in) financing activities	1,600	(380)

Net decrease in cash and cash equivalents	(6,877)	(5,628)
Cash and cash equivalents at beginning of period	31,975	28,417

Cash and cash equivalents at end of period	$25,098	$22,789

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,632	$10,426
Income taxes	88	88
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	1,404	—
Note payable issued in connection with option land purchase	—	40,000

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

RIHC, Kerzner International North America, Inc., a Delaware corporation (“KINA”), formerly Sun International North America, Inc., and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated October 30, 2000, as amended (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

The consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. CRH is a voluntary filer with the Securities and Exchange Commission. The accounts of CRH include RIHC, a publicly traded debt registrant, and RREH, a wholly owned subsidiary that includes $40 million of assets and liabilities related to the purchase of property. All significant intercompany accounts and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included.

For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2004.

2. OPTION LAND ACQUISITION

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to the Option Agreement for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. A portion of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement whose terms ran contemporaneous with the terms of the Option Agreement. On March 18, 2004, RREH acquired the Option Land from KINA in exchange for issuance of a $40 million note by RREH to KINA. In conjunction with the acquisition of the Option Land, the Option Agreement was terminated. With the termination of the Option Agreement the lease agreement between KINA and RIHC converted to a month-to-month fair market value lease, which was amended and assigned by KINA to RREH as part of the option land purchase transaction.

3. LONG TERM DEBT

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of first mortgage notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009. Beginning March 15, 2007, the Company may redeem all or a part of the First Mortgage Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: March 15, 2007 through March 14, 2008, 106.0%; March 15, 2008 through March 14, 2009, 103.0%; and on or after March 15, 2009, 100.0%.

The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.2 million at March 31, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. The outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly. The outstanding balance due to CIT at March 31, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of March 31, 2005. The outstanding balance of borrowings as of March 31, 2005 was $3.0 million.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site (see Note 2). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at March 31, 2005.

4. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5. INCOME TAXES

The benefit for income taxes for the three months ended March 31, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three month periods ended March 31, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at March 31, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

6. STOCK OPTIONS

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time. The exercise price in each instance is 100% of the estimated fair market value of CRH’s stock on the date of the grant.

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of March 31, 2005, 2,020 Class A options had been granted, of which 1,519 options have vested and are fully exercisable. Also as of March 31, 2005, 40,876 Class B options had been granted, of which 30,788 options have vested and are fully exercisable.

7. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. during 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and are recorded as a receivable as of March 31, 2005. The total amount of this receivable as of March 31, 2005 was approximately $843,000. The effect on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $550,000.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$24,964	$31,512
Receivables, net	7,256	5,530
Inventories	2,259	2,332
Prepaid expenses and other current assets	2,679	3,060
Deferred income taxes	4,804	4,804

Total current assets	41,962	47,238
Property and equipment, net	259,686	256,243
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2004 and 2003, respectively)	17,229	18,215

Total assets	$318,877	$321,696

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$3,566	$5,525
Accounts payable	12,914	10,957
Accrued interest payable	876	6,039
Accrued expenses and other current liabilities	16,969	16,449

Total current liabilities	34,325	38,970
Long-term debt, less current portion	199,095	193,951
Deferred income taxes	6,433	6,582

Total liabilities	239,853	239,503

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	1,351	4,520

Total shareholder’s equity	79,024	82,193

Total liabilities and shareholder’s equity	$318,877	$321,696

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Revenue:
Casino	$61,257	$55,212
Lodging	4,558	3,072
Food and beverage	4,870	4,984
Other	1,357	1,850
Less: promotional allowances	(15,651)	(13,958)

Total net revenue	56,391	51,160

Costs and expenses:
Casino	30,060	27,870
Lodging	846	365
Food and beverage	1,581	2,530
Other operating	6,593	6,540
Selling, general and administrative	11,271	8,596
Depreciation and amortization	4,694	3,439
Pre-opening	—	17

Total costs and expenses	55,045	49,357

Income from operations	1,346	1,803

Interest income	137	169
Interest expense	(5,910)	(3,798)
Other income (expense)	21	(56)

Loss before income taxes	(4,406)	(1,882)

Income tax benefit	1,237	243

Net loss	$(3,169)	$(1,639)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,169)	$(1,639)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,516	3,314
Amortization of debt premiums, discounts and issuance costs	441	470
Provision for doubtful receivables	44	(59)
Deferred income taxes	(149)	—
Other	(21)	56
Provision for discount on CRDA obligations, net of amortization	178	125
Changes in operating assets and liabilities:
Net increase in receivables	(1,770)	(339)
Net (increase) decrease in inventories, prepaid expenses and other current assets	454	(1,624)
Net decrease in deferred charges and other assets	431	248
Net increase in accounts payable and accrued expenses	1,084	3,682
Net decrease in interest payable	(5,163)	(5,175)

Net cash used in operating activities	(3,124)	(941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	398	16,858
Proceeds from sale of fixed assets	21	—
Purchases of property and equipment	(4,741)	(21,075)
CRDA deposits	(702)	(593)
CRDA refunds	—	304

Net cash used in investing activities	(5,024)	(4,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	4,000	—
Payments to secure borrowings	(46)	(87)
Debt repayments	(2,354)	(293)

Net cash provided by (used in) financing activities	$1,600	$(380)

Net decrease in cash and cash equivalents	(6,548)	(5,827)
Cash and cash equivalents at beginning of period	31,512	28,417

Cash and cash equivalents at end of period	$24,964	$22,590

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,632	$10,426
Income taxes	88	88
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	1,404	—

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

The consolidated financial statements include the accounts of RIHC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included.

For further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2004.

2. LONG TERM DEBT

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of first mortgage notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009. Beginning March 15, 2007, the Company may redeem all or a part of the First Mortgage Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: March 15, 2007 through March 14, 2008, 106.0%; March 15, 2008 through March 14, 2009, 103.0%; and on or after March 15, 2009, 100.0%.

The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.2 million at March 31, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. The outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly. The outstanding balance due to CIT at March 31, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of March 31, 2005. The outstanding balance of borrowings as of March 31, 2005 was $3.0 million.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at March 31, 2005.

3. INCOME TAXES

The benefit for income taxes for the three months ended March 31, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three month periods ended March 31, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at March 31, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

4. STOCK OPTIONS

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time. The exercise price in each instance is 100% of the estimated fair market value of CRH’s stock on the date of the grant.

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of March 31, 2005, 2,020 Class A options had been granted, of which 1,519 options have vested and are fully exercisable. Also as of March 31, 2005, 40,876 Class B options had been granted, of which 30,788 options have vested and are fully exercisable.

5. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. during 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and are recorded as a receivable as of March 31, 2005. The total amount of this receivable as of March 31, 2005 was approximately $843,000. The effect on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $550,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates and judgments that offset the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof;

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances; and

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidation of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	March 31, 2005	December 31, 2004
	($ in thousands)
Total assets of RIHC	$318,877	$321,696
Basis of Option Land acquired	41,616	41,616
Other	(429)	(155)

Total assets of CRH	$360,064	$363,157

Liabilities

	March 31, 2005	December 31, 2004
	($ in thousands)
Total liabilities of RIHC	$239,853	$239,503
Note payable, plus accrued interest	40,064	40,400
Income taxes payable	361	361
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$284,153	$284,139

Equity

	March 31, 2005	December 31, 2004
	($ in thousands)
Total shareholder’s equity of RIHC	$79,024	$82,193
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	1,922	1,460
Interest expense	(800)	(400)
Income tax expense	(360)	(360)

Total shareholders’ equity of CRH	$75,911	$79,018

Net loss

	March 31, 2005	March 31, 2004
	($ in thousands)
Net loss of RIHC	$(3,169)	$(1,639)
Intercompany rent	462	72
Interest expense	(400)	—

Net loss of CRH	$(3,107)	$(1,567)

Executive Overview

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), an affiliate of Colony Capital, LLC (“Colony Capital”) of Los Angeles, California, on March 7, 2001. CRH is owned by Colony IV, Colony RIH Voteco, LLC (“Voteco”), another affiliate of Colony Capital, and Nicholas L. Ribis, a Director and executive officer of both CRH and RIHC. RIHC is a wholly-owned subsidiary of CRH and was formed at the direction of Colony IV on October 24, 2000. RIH is RIHC’s wholly-owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey.

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed in the second quarter of 2004. The expansion added approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to prior year levels, in addition to the relocation and expansion of the hotel lobby and porte cochere (collectively, the “New Tower”). RIHC opened the expanded gaming space on May 28, 2004, and began opening hotel rooms to the public on June 16, 2004. The grand opening ceremony for the New Tower was held over the July 4, 2004 weekend.

Key Performance Indicators

The Companies generate the majority of their net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts typical table games hold percentage annually averages approximately 15% of table games drop, and its typical slot hold percentage annually averages 8% of slot handle.

Key performance indicators related to non-gaming revenues include hotel occupancy, an indicator of volume in the hotel, and restaurant covers (number of meals served), also a volume indicator.

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the First Mortgage Notes indenture (the “Indenture”), represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the New Tower, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Three months ended March 31,
	2005	2004
	($ in thousands)
Net (loss)	$(3,169)	$(1,639)
Add: Interest expense	5,910	3,798
Income tax benefit	(1,237)	(243)
Depreciation and amortization	4,694	3,439
Pre-opening	—	17
Other non-operating (income) expenses	(21)	56

EBITDA	$6,177	$5,428

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 for the construction of the new 27-story hotel tower. The construction and opening of the New Tower, consisting of 399 hotel rooms and suites, the Grand Lobby, and 25,000 square feet of additional gaming space, was successfully completed in the second quarter of 2004; and

•	Certain regional and national events, including severe weather conditions, the war in Iraq, and the general economic conditions.

Revenues

The following table presents the detail of the Companies’ net revenues for the periods noted:

	Three months ended March 31,
	2005	% change	2004
	($ in thousands)
Casino revenues:
Slots	$44,043	12.6%	$39,129
Table games	16,909	7.5%	15,723
Other	305	(15.3)%	360

Total casino revenues	61,257	10.9%	55,212

Non-casino revenue:
Food and beverage	4,870	(2.3)%	4,984
Lodging	4,558	48.4%	3,072
Entertainment, retail and other	1,357	(26.6)%	1,850

Total non-casino revenues	10,785	8.9%	9,906

Less: promotional allowances	(15,651)	12.1%	(13,958)

Total net revenues	$56,391	10.2%	$51,160

The increase in slot revenues in 2005 was due to a $53.6 million increase in slot handle to $556.9 million from $503.3 million in 2004, while the 2005 net slot hold increased to 7.9% from the 2004 net slot hold of 7.8%. The increase in slot handle was a direct result of the New Tower and related gaming floor expansion that included the addition of new themed slot machines and improved slot technologies, including “cashless” slots.

The increase in table games revenues in 2005 was due to an 11.7% increase in table drop to $101.6 million in 2005 from $90.9 million in 2004, partially offset by a decrease in the table games hold percentage to 16.5% in 2005 from 17.3% in 2004. The increase in table drop was a direct result of the opening of the New Tower and related gaming floor expansion that included the addition of new table games.

The decrease in food and beverage revenues in 2005 was due to a decrease in the total number of restaurant covers (meals served) by 36,367 to 247,452 in 2005 from 283,819 in 2004, primarily due to the closing of the buffet for most of the first quarter of 2005. This was offset slightly by a 9.2% increase in the average price per cover to $15.83 in 2005 from $14.50 in 2004.

The increase in lodging revenues in 2005 was a result of the opening of the New Tower, which increased the number of available hotel rooms by 38% over prior year levels. The number of rooms occupied during 2005 increased 39% over 2004 levels, while the average daily room rate increased to $89 in 2005, from $83 in 2004.

The decrease in entertainment, retail, and other revenue in 2005 was primarily due to lower entertainment revenues as a result of the closing of “The Screening Room”, and “The Improv”, two entertainment venues that were not used during the first quarter of 2005.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. In addition to an increase in promotional rooms expense of approximately $3 million as a result of the opening of the New Tower, the increased expense in 2005 resulted from higher cash incentives redeemed by slot machine patrons, including cash complimentaries and mailings, and are a direct result of increased gaming volumes.

Operating Results

The following table presents the detail of the Companies’ operating results for the periods noted:

	Three months ended March 31,
	2005	% change	2004
	($ in thousands)
Total net revenues	$56,391	10.2%	$51,160
Costs and expenses:
Casino and hotel operations	39,080	4.8%	37,305
Selling, general and administrative	11,271	31.1%	8,596
Depreciation and amortization	4,694	36.5%	3,439
Pre-opening	—	100%	17

Total costs and expenses	55,045	11.5%	49,357

Income from operations	$1,346	(25.3)%	$1,803

The completion of the New Tower during 2004 contributed to increased volumes throughout the property. As a result, the costs associated with providing the services in the expanded facility also increased. The increase in selling, general and administrative expenses in 2005 resulted from a 63% increase in real estate taxes from $1.9 million in 2004 to $3.1 million in 2005, primarily due to the increase in assessments due to the opening of the New Tower.

The increase in depreciation and amortization expense for 2005 was due to a $66.0 million increase in depreciable assets including a $24.0 million increase in furniture, fixtures and equipment, all related to the New Tower.

Non-Operating Results

The following table presents information related to the Companies’ non-operating income and expenses for the periods noted:

	Three months ended March 31,
	2005	2004
	($ in thousands)
Interest income	$137	$169

Interest expense:
Total interest cost	$5,910	$5,721
Less: capitalized interest	—	(1,923)

Interest expense, net	$5,910	$3,798

Other income (expense)	$21	$(56)

The decrease in interest income in 2005 is related to the decrease in Resorts’ restricted cash balance for the construction of the New Tower as the project was funded during the course of the construction.

Other income for 2005 represents gains from the sale of fixed assets. During the first quarter, RIHC disposed of slot machines which have been replaced by new, state-of-the-art slot machines.

The increase in total interest cost in 2005 is due to increased borrowings under the equipment credit facility. Capitalization of interest in 2004 was related to the construction of the New Tower, and ceased upon its opening in the second quarter of 2004.

Income Taxes

The following table presents information related to the Companies’ income tax benefit for the periods noted:

	Three months ended March 31,
	2005	2004
	($ in thousands)
Federal income tax benefit	$(1,325)	$(536)
NJ state income tax expense	—	205
NJ Casino net profits tax	88	88

Total income tax benefit	$(1,237)	$(243)

On June 30, 2003, the State of New Jersey amended the NJCCA, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three months ended March 31, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002.

At March 31, 2005, RIHC has a net operating loss carryforward for federal purposes of $11.0 million. No valuation allowance has been provided against this, as RIHC expects to fully use it before it expires in 2024.

At March 31, 2005, RIHC has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. RIHC has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period. RIHC has approximately $2.0 million of state tax credits resulting from the NJAMA which may be applied to offset future taxable income without expiration; these credits have been recorded as an asset on RIHC’s balance sheet at March 31, 2005.

Liquidity and Capital Resources

The Companies’ cash flows consisted of the following:

	Three months ended March 31,
	2005	2004
	($ in thousands)
Net cash used in operations	$(3,124)	$(941)

Cash flows from investing activities:
Purchases of property and equipment	(4,741)	(21,075)
Proceeds from sale of fixed assets	21	—
Releases of restricted cash	398	16,858
CRDA refunds (deposits), net	(702)	(289)

Net cash used in investing activities	(5,024)	(4,506)

Cash flows from financing activities:
Proceeds of borrowings	4,000	—
Debt repayments	(2,354)	(293)
Other	(46)	(87)

Net cash provided by (used in) financing activities	1,600	(380)

Net decrease in cash and cash equivalents	$(6,548)	$(5,827)

Cash flows from Operating Activities

Net cash used in operations for the first quarter of 2005 reflects an unfavorable variance from the same period of 2004 primarily due to unfavorable working capital changes, including a $1.8 million increase in accounts receivable, and a lower increase in accounts payable and accrued expenses in 2005 as compared to the prior year (a $1.1 million increase as compared to a $3.7 million increase).

At March 31, 2005, RIHC has cash and cash equivalents of $25.0 million as compared to $31.5 million at December 31, 2004. Included in these balances at March 31, 2005 and December 31, 2004 is approximately $12.8 million and $20.0 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the three months ended March 31, 2005, the Company expended $4.7 million for the purchase of property and equipment, which includes $2.9 million for the construction of the new hotel tower and $1.8 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At March 31, 2005, RIHC had a restricted cash balance of $103,000, which is included in other assets on the Company’s Condensed Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale, as required by the Indenture. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC. Funds related to the liquidity disbursement account have been earmarked for short term construction projects during 2005, and may be returned to Colony Capital, LLC in 2006.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of March 31, 2005.

Cash Flows from Financing Activities

During the first quarter of 2005, RIHC borrowed $4.0 million against the Commerce Facility, of which $1.0 million was repaid by March 31, 2005. Other debt repayments during the first quarter of 2005 primarily represent payments to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of March 31, 2005, RIHC had borrowed $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $4.4 million to purchase additional slot machines to replace existing equipment. The outstanding balance due under this credit facility at March 31, 2005 was $16.0 million. In March 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of March 31, 2005. During the first quarter of 2005, RIHC borrowed $4.0 million against the Commerce Facility. The outstanding balance as of March 31, 2005 was $3.0 million.

In June 2002, RIHC entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.2 million, for which payments during the first quarter of 2005 were $63,400, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year, totaling $25 million at March 31, 2005.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

Off Balance Sheet Arrangements

The Companies do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Companies’ financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the Companies’ long-term debt is fixed rate. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 day period prior to the filing of this report, the Companies’ management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Companies’ disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

During the three months ended March 31, 2005, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, CRH’s internal controls over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the registrants’ expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” “seeks,” “estimates,” “plans,” “intends” and similar expressions used in the registrant’s press releases and registrants’ periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the registrants believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The registrants caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of the registrants’ gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to the registrants’ officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in the registrants’ key markets, severe and unusual weather in Atlantic City, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Companies undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

Exhibit Number	Exhibit
10.55	Employment Agreement, dated January 27, 2005, by and between Resorts International Hotel, Inc. and Joseph P. Weis.

10.56	Amended and Restated Services Agreement, dated April 26, 2005 between Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC.

10.57	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, between Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC.

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark B. Lefever, Senior Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K

On March 4, 2005, the Company filed Form 8-K pursuant to Item 2.02. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2005

COLONY RIH HOLDINGS, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)